Form 10-Q
period 2002-06-30
ISP PUERTO RICO INC; ISP GLOBAL TECHNOLOGIES  LLC; ISP INVESTMENTS LLC; ISP CHEMICALS LLC; ISP MANAGEMENT LLC; ISP TECHNOLOGIES LLC; ISP MINERALS  LLC; ISP MINERALS INC /NY/; ISP CHEMICALS INC /NY/; ISP TECHNOLOGIES INC /NY/
filed 2002-08-14
CIK 883521, 1159982, 1159981, 1159980, 1159979, 1159977, 1159983, 1159976, 1159975, 1159974

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-17827-01

                                 ISP CHEMCO INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                         51-0382622
(State of Incorporation)                              (I.R.S. Employer
                                                     Identification No.)

 300 Delaware Avenue, Suite 303, Wilmington, Delaware            19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (302) 427-5818

                      -------------------------------------
                       See Table of Additional Registrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 13, 2002, 100 shares of ISP Chemco Inc. common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of August 13, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                ADDITIONAL REGISTRANTS
                                                                                                  Address, including zip
                                                                                                  code and telephone
                                State or other                              Commission File       number, including area
                                jurisdiction of              No. of         No./ I.R.S.           code, of registrant's
Exact name of registrant as     incorporation or             Shares         Employer              principal executive
specified in its charter        organization                 Outstanding    Identification No.    offices
---------------------------     ----------------             -----------    ------------------    ----------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     10             333-70144-09/         4501 Attwater Avenue
Inc.                                                                        22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP  Management                 Delaware                     10             333-70144-13/         1361 Alps Road
  Company, Inc.                                                             22-3807364            Wayne, NJ  07470
                                                                                                  (973) 628-4000
Bluehall Incorporated           Delaware                      1             033-44862-15/         c/o ISP Management
                                                                            13-3335905            Company, Inc.
                                                                                                  1361 Alps Road
                                                                                                  Wayne, NJ 07470
                                                                                                  (973) 628-4000
Verona Inc.                     Delaware                     100            033-44862-16/         1361 Alps Road
                                                                            22-3036319            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Real Estate Company,        Delaware                     2              033-44862-12/         1361 Alps Road
    Inc.                                                                    22-2886551            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Freetown Fine               Delaware                     10             033-70144-12/         238 South Main Street
  Chemicals Inc.                                                            52-2069636            Assonet, MA  02702
                                                                                                  (508) 672-0634
ISP International Corp.         Delaware                     10             033-44862-07/         300 Delaware Avenue
                                                                            51-0333734            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5715
ISP (Puerto Rico) Inc.          Delaware                     10             033-44862-03/         Mirador de Bairoa
                                                                            22-2934561            Calle 27 ST-14
                                                                                                  HC01 Box 29030
                                                                                                  PMB 15
                                                                                                  Caguas, PR 00725-8900
                                                                                                  (787) 744-3188
ISP Alginates Inc.              Delaware                     10             333-70144-11/         2145 East Belt Street
                                                                            22-3676745            San Diego, CA 92113
                                                                                                  (619) 557-3100
ISP Environmental               Delaware                     10             033-44862-04/         1361 Alps Road
  Services Inc.                                                             51-0333801            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Global                      Delaware                     10             333-70144-10/         300 Delaware Avenue
  Technologies Inc.                                                         22-3807358            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5852
ISP Investments Inc.            Delaware                     10             033-44862-08/         300 Delaware Avenue
                                                                            22-3807361            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5822
ISP Chemicals LLC               Delaware                     N/A            333-70144-04/         Route 95 Industrial Area
                                                                            22-3807378            P.O. Box 37
                                                                                                  Calvert City, Kentucky
                                                                                                  42029
                                                                                                  (270) 395-4165

                                                ADDITIONAL REGISTRANTS
                                                                                                  Address, including zip
                                                                                                  code and telephone
                                State or other                              Commission File       number, including area
                                jurisdiction of              No. of         No./ I.R.S.           code, of registrant's
Exact name of registrant as     incorporation or             Shares         Employer              principal executive
specified in its charter        organization                 Outstanding    Identification No.    offices
---------------------------     ----------------             -----------    ------------------    ----------------------
ISP Management LLC              Delaware                     N/A            333-70144-05/         1361 Alps Road
                                                                            22-3807385            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Minerals LLC                Delaware                     N/A            333-70144-01/         34 Charles Street
                                                                            22-3807387            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     N/A            333-70144-06/          4501 Attwater Avenue and
   LLC                                                                      22-3807390            State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP Investments                 Delaware                     N/A            333-70144-03/         300 Delaware Avenue
   LLC                                                                      22-3807381            Suite 303
                                                                                                  Wilmington, DE 19801
                                                                                                  (302) 427-5822
ISP Global                      Delaware                     N/A            333-70144-02/         300 Delaware Avenue
   Technologies LLC                                                         22-3807380            Suite 303
                                                                                                  Wilmington, DE 19801
                                                                                                  (302) 427-5852

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                                 ISP CHEMCO INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Second Quarter Ended   Six Months Ended
                                       --------------------  ------------------
                                       July 1,    June 30,   July 1,   June 30,
                                         2001        2002      2001      2002
                                      ---------   ---------  ---------  ---------
                                                       (Thousands)

Net sales............................ $ 203,294   $ 214,724  $ 406,491  $ 433,848
                                      ---------   ---------  ---------  ---------
Costs and Expenses:
  Cost of products sold..............  (122,332)   (138,655)  (255,595)  (284,032)
  Selling, general and administrative   (41,203)    (43,812)   (81,054)   (86,282)
  Gain on sale of assets.............         -       5,468          -      5,468
  Gains on settlement of contracts...         -       3,928          -      6,760
  Amortization of goodwill and
    intangibles......................    (4,011)       (153)    (8,021)      (555)
                                      ---------   ---------  ---------  ---------
     Total costs and expenses .......  (167,546)   (173,224)  (344,670)  (358,641)
                                      ---------   ---------  ---------  ---------
Operating income.....................    35,748      41,500     61,821     75,207
Interest expense.....................   (17,015)    (15,276)   (34,247)   (31,797)
Investment income (loss), net of
  investment-related expenses of
  $1,529 and $2,560, respectively....    (5,390)          -     27,618          -
Other expense, net...................    (2,821)        (85)    (8,999)    (1,956)
                                      ---------   ---------  ---------  ---------
Income before income taxes...........    10,522      26,139     46,193     41,454
Income taxes.........................    (3,699)     (8,933)   (16,217)   (14,281)
                                      ---------   ---------  ---------  ---------
Income before extraordinary item and
   cumulative effect of accounting
   change............................     6,823      17,206     29,976     27,173

Extraordinary item - loss on early
  retirement of debt, net of income
  tax benefit of $1,460..............         -           -          -     (2,834)

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $216 in 2001.         -           -       (440)  (155,400)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $   6,823   $  17,206  $  29,536  $(131,061)
                                      =========   =========  =========  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,
                                                  December 31,    2002
                                                      2001     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   10,830   $    9,238
  Restricted cash................................    182,130            -
  Accounts receivable, trade, net................     86,611      100,554
  Accounts receivable, other.....................     21,171       26,484
  Income taxes receivable........................      5,743            -
  Receivable from related parties, net...........     11,599       16,277
  Inventories....................................    190,582      167,299
  Deferred income tax benefits...................     32,929       35,591
  Other current assets...........................      8,624        8,628
                                                  ----------   ----------
    Total Current Assets.........................    550,219      364,071
Property, plant and equipment, net...............    556,725      562,015
Goodwill, net....................................    497,402      325,706
Long-term receivable from related party..........     28,583       29,440
Intangible assets, net...........................     15,167        8,160
Other assets.....................................     56,627       56,353
                                                  ----------   ----------
Total Assets..................................... $1,704,723   $1,345,745
                                                  ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt................................ $      143   $      149
  Current maturities of long-term debt...........    184,500        2,319
  Accounts payable...............................     43,719       44,156
  Accrued liabilities............................     93,895       84,743
  Income taxes...................................          -        7,250
                                                  ----------   ----------
    Total Current Liabilities....................    322,257      138,617
                                                  ----------   ----------
Long-term debt less current maturities...........    719,557      661,693
                                                  ----------   ----------
Deferred income taxes............................    164,103      163,493
                                                  ----------   ----------
Other liabilities................................     72,682       67,743
                                                  ----------   ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding .............................          -            -
  Additional paid-in capital.....................    390,989      398,023
  Retained earnings (accumulated deficit)........     67,164      (63,897)
  Accumulated other comprehensive loss...........    (32,029)     (19,927)
                                                  ----------   ----------
    Total Shareholder's Equity...................    426,124      314,199
                                                  ----------   ----------
Total Liabilities and Shareholder's Equity....... $1,704,723   $1,345,745
                                                  ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six Months Ended
                                                                  ----------------
                                                             July 1,             June 30,
                                                              2001                2002
                                                            ---------           ---------
                                                                     (Thousands)
Cash and cash equivalents, beginning of period ............ $  14,763           $  10,830
                                                            ---------           ---------
Cash provided by (used in) operating activities:
  Net income (loss) .......................................    29,536            (131,061)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary item ..................................         -               2,834
      Cumulative effect of change in accounting principle .       440             155,400
      Gain on sale of assets ..............................         -              (5,468)
      Depreciation ........................................    25,941              27,678
      Amortization of goodwill and intangibles ............     8,021                 555
      Deferred income taxes ...............................    (4,280)              5,665
      Unrealized losses on trading securities and other
        short-term investments ............................     1,039                   -
  (Increase) decrease in working capital items ............   (29,963)              5,229
  Purchases of trading securities .........................  (217,335)                  -
  Proceeds from sales of trading securities ...............   376,292                   -
  Proceeds (repayments) from sale of accounts receivable ..    (2,918)             (3,883)
  (Increase) decrease in receivable from related parties ..       439              (5,379)
  Change in cumulative translation adjustment .............    (8,101)             10,584
  Other, net ..............................................     4,398              (6,143)
                                                            ---------           ---------
Net cash provided by operating activities .................   183,509              56,011
                                                            ---------           ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ...................   (44,079)            (30,610)
  Net proceeds from sale of assets ........................         -              27,271
  Purchases of available-for-sale securities ..............  (121,299)                  -
  Proceeds from sales of available-for-sale securities ....    19,700                   -
  Proceeds from sales of other short-term investments .....    12,529                   -
                                                            ---------           ---------
Net cash used in investing activities .....................  (133,149)             (3,339)
                                                            ---------           ---------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt ..................  (108,576)                  6
  Proceeds from issuance of debt ..........................   426,864                   -
  Decrease in borrowings under revolving credit facility...  (122,000)            (56,850)
  Repayments of long-term debt ............................   (28,236)           (183,464)
  Borrowings from parent company ..........................    28,915                   -
  Call premium on redemption of debt ......................         -              (2,734)
  (Increase) decrease in restricted cash ..................  (197,251)            182,130
  Financing fees and expenses .............................   (10,389)               (797)
  Effect of Restructuring - transfer to ISP Investco LLC ..   (22,220)                  -
  Dividends and distributions to parent company ...........   (35,000)                  -
  Capital contribution from parent company ................    10,866               6,891
                                                            ---------           ---------
Net cash used in financing activities .....................   (57,027)            (54,818)
                                                            ---------           ---------
Effect of exchange rate changes on cash ...................      (875)                554
                                                            ---------           ---------
Net change in cash and cash equivalents ...................    (7,542)             (1,592)
                                                            ---------           ---------
Cash and cash equivalents, end of period .................. $   7,221           $   9,238
                                                            =========           =========

                                 ISP CHEMCO INC.

                                                        Six Months Ended
                                                       -------------------
                                                       July 1,   June 30,
                                                         2001      2002
                                                       --------- ---------
                                                           (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 31,000  $ 32,425
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement)....................     16,046     4,012


Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.............   $ 23,547
    Purchase price of acquisition....................     22,450
                                                        --------
    Liabilities assumed..............................   $  1,097
                                                        ========

Acquisition of mineral products facility:
    Fair market value of assets acquired.............             $ 11,421
    Purchase price of acquisition....................               11,421
                                                                  --------
    Liabilities assumed..............................             $      -
                                                                  ========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at June 30, 2002, and the results of operations and cash flows for the periods ended July 1, 2001 and June 30, 2002. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").


NOTE 1.  RETIREMENT OF DEBT

         On January 14, 2002, the Company's indirect parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"), of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). The extraordinary charge was comprised of $2.7 million of call premium, $0.2 million of remaining discount amortization and the write-off of $1.4 million of unamortized deferred financing fees. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt.


NOTE 2.  RECENT ACCOUNTING DEVELOPMENT

            On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. The Company adopted SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The Statement of Operations for the first quarter of 2002 has been restated to reflect this loss. The write-off represents the goodwill associated with the Company's Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon the Company's estimate of fair value for these businesses, considering expected future cash flows and profitability. The Company intends to complete its annual test for impairment by the end of the year 2002.

         Following is a reconciliation showing "Income before extraordinary item and cumulative effect of accounting change" and "Net income," as reported for the second quarters and six months ended July 1, 2001 and June 30, 2002, and as adjusted to exclude amortization of goodwill.

                                 ISP CHEMCO INC.

NOTE 2.  NEW ACCOUNTING STANDARD - (CONTINUED)

                                       Second Quarter Ended   Six Months Ended
                                       --------------------  ------------------
                                         July 1,   June 30,   July 1,  June 30,
                                          2001       2002      2001      2002
                                       --------  ---------  --------  --------
                                                      (Thousands)
Income before extraordinary item
  and cumulative effect of
  accounting change, as reported..... $   6,823  $  17,206  $ 29,976  $  27,173
Add back: goodwill amortization......     4,011          -     8,021          -
                                      ---------  ---------  --------  ---------
Income before extraordinary item and
  cumulative effect of accounting
  change, as adjusted................ $  10,834  $  17,206  $ 37,997  $  27,173
                                      =========  =========  ========  =========

Net income (loss), as reported....... $   6,823  $  17,206  $ 29,536  $(131,061)
Add back: goodwill amortization......     4,011          -     8,021          -
                                      ---------  ---------  --------  ---------

Net income (loss), as adjusted....... $  10,834  $  17,206  $ 37,557  $(131,061)
                                      =========  =========  ========  =========


NOTE 3.  GAIN ON SALE OF ASSETS

         In April 2002, the Company sold its Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources, Inc. ("PRI") for $32 million. The Company recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this transaction. Also see Note 4.


NOTE 4.  GAINS ON SETTLEMENT OF CONTRACTS

         In December 2001, ISP entered into a letter agreement to sell its pharmaceutical fine chemicals business, including its Haifa, Israel-based FineTech Ltd. business and its Columbus, Ohio manufacturing facility to PRI. In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total cash received in February and March of $3.25 million less related expenses of $0.4 million.

      In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the Fine Chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized.

                                 ISP CHEMCO INC.

NOTE 5.  ACQUISITION

            In April 2002, the Company announced that it had acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.


NOTE 6.  COMPREHENSIVE INCOME (LOSS)

                                                Second Quarter Ended    Six Months Ended
                                                --------------------  -------------------
                                                July 1,    June 30,   July 1,   June 30,
                                                  2001       2002       2001      2002
                                                -------    --------   --------  ---------
                                                                (Thousands)
Net income (loss) ............................ $   6,823  $  17,206  $  29,536  $(131,061)
                                               ---------  ---------  ---------  ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized losses on
    available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    benefit of $16,234 and $39,099,
    respectively .............................   (32,581)         -    (74,884)         -
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $594 and $311,
    respectively .............................    (1,098)         -       (574)         -
  Effect of Restructuring ....................    40,290          -     40,290          -
                                               ---------  ---------  ---------  ---------
  Total change for the period ................     8,807          -    (34,020)         -
                                               ---------  ---------  ---------  ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $133, $11, $627 and $12,
    respectively .............................      (246)       (20)    (1,160)       (22)
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $161, $316, $189
    and $534, respectively ...................      (299)      (611)      (350)      (986)
                                               ---------  ---------  ---------  ---------
  Total change for the period ................        53        591       (810)       964
                                               ---------  ---------  ---------  ---------
Foreign currency translation adjustment ......    (3,883)    11,172     (8,976)    11,138
Effect of Restructuring ......................    (3,364)         -     (3,364)         -
                                               ---------  ---------  ---------  ---------
  Net translation adjustment for the period ..    (7,247)    11,172    (12,340)    11,138
                                               ---------  ---------  ---------  ---------
Total other comprehensive income (loss) ......     1,613     11,763    (47,170)    12,102
                                               ---------  ---------  ---------  ---------
Comprehensive income (loss) .................. $   8,436  $  28,969  $ (17,634) $(118,959)
                                               =========  =========  =========  =========

                                 ISP CHEMCO INC.

NOTE 6.  COMPREHENSIVE INCOME (LOSS) - (CONTINUED)

     Changes in the components of "Accumulated other comprehensive loss" for the six months ended June 30, 2002 are as follows:

                                    Unrealized    Cumulative
                                    Losses on     Foreign       Accumulated
                                    Derivative    Currency      Other
                                    Hedging       Translation   Comprehensive
                                    Instruments   Adjustment    Loss
                                    -----------   ----------    -------------
                                                  (Thousands)
Balance, December 31, 2001.......   $     (964)    $ (31,065)     $ (32,029)
Change for the period............          964        11,138         12,102
                                    ----------     ---------      ---------
Balance, June 30, 2002...........   $        -     $ (19,927)     $ (19,927)
                                    ==========     =========      =========


NOTE 7.  BUSINESS SEGMENT INFORMATION

                                              Second Quarter Ended      Six Months Ended
                                             ---------------------   ---------------------
                                               July 1,     June 30,    July 1,    June 30,
                                                2001        2002        2001        2002
                                             ---------   ---------   ---------   ---------
                                                               (Thousands)
Net sales (1):
  Personal Care ...........................  $  48,851   $  51,821   $ 105,112   $ 105,117
  Pharmaceutical, Food and Beverage .......     56,293      58,351     111,800     118,770
  Performance Chemicals, Fine Chemicals and
    Industrial ............................     76,560      78,877     149,557     160,258
                                             ---------   ---------   ---------   ---------
    Total Specialty Chemicals .............    181,704     189,049     366,469     384,145
  Mineral Products (2) ....................     21,590      25,675      40,022      49,703
                                             ---------   ---------   ---------   ---------
Net sales .................................  $ 203,294   $ 214,724   $ 406,491   $ 433,848
                                             =========   =========   =========   =========

Operating income (1):
  Personal Care ...........................  $   9,093   $  10,574   $  21,283   $  18,093
  Pharmaceutical, Food and Beverage .......     14,021      12,911      26,924      26,439
  Performance Chemicals, Fine Chemicals and
    Industrial (3) ........................      9,732      10,762       9,585      17,817
                                             ---------   ---------   ---------   ---------
    Total Specialty Chemicals .............     32,846      34,247      57,792      62,349
  Mineral Products ........................      2,782       7,219       3,356      12,888
                                             ---------   ---------   ---------   ---------
  Total segment operating income ..........     35,628      41,466      61,148      75,237
  Unallocated corporate office ............        120          34         673         (30)
                                             ---------   ---------   ---------   ---------
Total operating income ....................     35,748      41,500      61,821      75,207
Interest expense, investment income (loss)
  and other expense, net ..................    (25,226)    (15,361)    (15,628)    (33,753)
                                             ---------   ---------   ---------   ---------
Income before income taxes ................  $  10,522   $  26,139   $  46,193   $  41,454
                                             =========   =========   =========   =========

(1) Net sales and operating income for the second quarter and the first six months of 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its Alginates business based on the markets for its products. Sales and operating income for the Alginates business are now included in the Personal Care, Pharmaceutical,

                                 ISP CHEMCO INC.

NOTE 7.  BUSINESS SEGMENT INFORMATION - (CONTINUED)

     Food and Performance Chemicals businesses. Prior to 2001, the sales and operating income of the Alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

 (2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $16.6 and $19.7 million for the second quarter of 2001 and 2002, respectively, and $31.8 and $38.8 million for the first six months of 2001 and 2002, respectively.

 (3) Operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment for the second quarter and six months of 2002 includes a gain of $5.5 million from the sale of the FineTech business (see
     Note 3) and a $3.9 million gain from the settlement of a manufacturing and supply contract (see Note 4). For the six months of 2002, operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment also includes a first quarter gain of $2.8 million from the termination of a contract related to the sale of the FineTech business (see
     Note 4).


NOTE 8.  HEDGING AND DERIVATIVES

     In June 2001, the Company entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship was established whereby the interest rate swaps hedged the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

     At June 30, 2002, the fair value of the interest rate swaps was $(1.1) million and is included within "Accrued liabilities" on the Company's Consolidated Balance Sheet. During the first six months of 2002, $1.9 million related to the interest rate swaps was reclassified and charged against interest expense. Of the original $100 million notional amount of the interest rate swaps, $50 million matured in June 2002, and the remaining $50 million matured in July 2002. Accordingly, the fair market value of these swaps has been recognized in earnings.

                                 ISP CHEMCO INC.

NOTE 9.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   June 30,
                                           2001         2002
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $120,797      $105,545
     Work-in-process...............       36,960        32,574
     Raw materials and supplies....       32,825        29,180
                                        --------      --------
     Inventories...................     $190,582      $167,299
                                        ========      ========

         At December 31, 2001 and June 30, 2002, $60.1 and $53.2 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $3.7 and $2.2 million higher at December 31, 2001 and June 30, 2002, respectively.


NOTE 10. GUARANTOR FINANCIAL INFORMATION

     In June 2001, the Company and three of its wholly owned subsidiaries issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes") in a private placement. On each of July 31, 2001 and November 13, 2001, the Company and its three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's other domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of these senior notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, the non-guarantor affiliates have been given license for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

                                 ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                                    ISP CHEMCO INC.
                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                           SECOND QUARTER ENDED JULY 1, 2001
                                                      (Thousands)
                                                                                        Non-
                                                        Parent        Guarantor       Guarantor
                                                       Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                       -------      ------------     ------------     ------------     ------------
Net sales ................................             $      -       $  101,597      $  101,697       $        -      $   203,294
Intercompany net sales ...................                    -           60,202           6,824          (67,026)               -
                                                       --------       ----------      ----------       ----------      -----------
   Total net sales .......................                    -          161,799         108,521          (67,026)         203,294
                                                       --------       ----------      ----------       ----------      -----------
Costs and Expenses:
   Cost of products sold .................                    -         (108,765)        (80,593)          67,026         (122,332)
   Selling, general and administrative ...               (2,473)         (25,661)        (13,069)                          (41,203)
   Goodwill amortization .................                 (907)          (3,104)              -                            (4,011)
                                                       --------       ----------      ----------       ----------      -----------
      Total costs and expenses ...........               (3,380)        (137,530)        (93,662)          67,026         (167,546)
                                                       --------       ----------      ----------       ----------      -----------

Operating income .........................               (3,380)          24,269          14,859               -            35,748
Equity in income of subsidiaries .........               23,848                -               -          (23,848)               -
Intercompany royalty income (expense) net                     -            7,006          (7,006)                                -
Intercompany dividend income .............                    -            9,000               -           (9,000)               -
Interest expense .........................               (9,323)          (3,268)         (4,424)                          (17,015)
Investment income (loss), net.............                    -                -          (5,390)                           (5,390)
Other expense, net .......................                    5           (2,667)           (159)                           (2,821)
                                                       --------       ----------      ----------       ----------      -----------
Income before income taxes ...............               11,150           34,340          (2,120)         (32,848)          10,522
Income tax (provision) benefit ...........                4,673           (9,570)          1,198                            (3,699)
                                                       --------       ----------      ----------       ----------      -----------
Net income (loss).........................             $ 15,823       $   24,770      $     (922)      $  (32,848)     $     6,823
                                                       ========       ==========      ==========       ==========      ===========

                                                    ISP CHEMCO INC.
                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                           SECOND QUARTER ENDED JUNE 30, 2002
                                                      (Thousands)
                                                                                        Non-
                                                        Parent        Guarantor       Guarantor
                                                       Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                       -------      ------------     ------------     ------------     ------------
Net sales ................................             $      -       $  108,196      $  106,528       $        -      $  214,724
Intercompany net sales ...................                    -           53,115           3,035          (56,150)              -
                                                       --------       ----------      -----------      ----------      ----------
   Total net sales .......................                    -          161,311         109,563          (56,150)        214,724
                                                       --------       ----------      -----------      ----------      ----------
Costs and Expenses:
   Cost of products sold .................                    -         (107,488)        (87,317)          56,150        (138,655)
   Selling, general and administrative ...                    -          (28,604)        (15,208)                         (43,812)
   Gain on sale of assets ................                    -            2,389           3,079                            5,468
   Gain on settlement of contract.........                    -            3,928               -                            3,928
   Amortization of intangibles ...........                    -             (153)              -                             (153)
                                                       --------       ----------      -----------      ----------      ----------
     Total costs and expenses ............                    -         (129,928)        (99,446)          56,150        (173,224)
                                                       --------       ----------      -----------      ----------      ----------

Operating income .........................                    -           31,383          10,117                -          41,500
Equity in income of subsidiaries .........               16,697                -               -          (16,697)              -
Intercompany royalty income (expense), net                    -            8,017          (8,017)                               -
Interest expense .........................                  910          (15,983)           (203)                         (15,276)
Other expense, net .......................                 (126)          (3,415)          3,456                              (85)
                                                       --------       ----------      -----------      ----------      ----------
Income before income taxes ...............               17,481           20,002           5,353          (16,697)         26,139
Income tax (provision) benefit ...........                 (275)          (7,411)         (1,247)                          (8,933)
                                                       --------       ----------      -----------      ----------      ----------
Net income ...............................             $ 17,206       $   12,591      $    4,106       $  (16,697)     $   17,206
                                                       ========       ==========      ===========      ==========      ==========

                                 ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                                    ISP CHEMCO INC.
                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             SIX MONTHS ENDED JULY 1, 2001
                                                      (Thousands)
                                                                                        Non-
                                                        Parent        Guarantor       Guarantor
                                                       Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                       -------      ------------     ------------     ------------     ------------
Net sales ................................             $      -       $  204,720      $  201,771       $        -      $   406,491
Intercompany net sales ...................                    -          103,141          13,563         (116,704)               -
                                                       --------       ----------      ----------       ----------      -----------
   Total net sales .......................                    -          307,861         215,334         (116,704)         406,491
                                                       --------       ----------      ----------       ----------      -----------
Costs and Expenses:
   Cost of products sold .................                    -         (217,188)       (155,111)         116,704         (255,595)
   Selling, general and administrative ...               (2,429)         (52,661)        (25,964)                          (81,054)
   Goodwill amortization .................               (1,815)          (6,206)              -                            (8,021)
                                                       --------       ----------      ----------       ----------      -----------
      Total costs and expenses ...........               (4,244)        (276,055)       (181,075)         116,704         (344,670)
                                                       --------       ----------      ----------       ----------      -----------

Operating income .........................               (4,244)          31,806          34,259                -           61,821
Equity in income of subsidiaries .........               57,477                -               -          (57,477)               -
Intercompany royalty income (expense) net                     -           14,301         (14,301)                                -
Intercompany dividend income .............                    -           13,173               -          (13,173)               -
Interest expense .........................              (18,308)          (7,265)         (8,674)                          (34,247)
Investment income, net ...................                    -                -          27,618                            27,618
Other expense, net .......................                  (44)          (6,130)         (2,825)                           (8,999)
                                                       --------       ----------      ----------       ----------      -----------
Income before income taxes ...............               34,881           45,885          36,077          (70,650)          46,193
Income tax (provision) benefit ...........                7,828          (13,639)        (10,406)                          (16,217)
                                                       --------       ----------      ----------       ----------      -----------
Income before cumulative effect of
   accounting change .....................               42,709           32,246          25,671          (70,650)          29,976
Cumulative effect of accounting change,
   net of income tax benefit of $216 .....                    -             (473)             33                -             (440)
                                                       --------       ----------      ----------       ----------      -----------
Net income ...............................             $ 42,709       $   31,773      $   25,704       $  (70,650)     $    29,536
                                                       ========       ==========      ===========      ==========      ===========

                                                    ISP CHEMCO INC.
                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             SIX MONTHS ENDED JUNE 30, 2002
                                                      (Thousands)
                                                                                        Non-
                                                        Parent        Guarantor       Guarantor
                                                       Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                       -------      ------------     ------------     ------------     ------------
Net sales ................................              $       -      $  226,204      $  207,644       $        -      $  433,848
Intercompany net sales ...................                      -         105,278           5,223         (110,501)              -
                                                        ---------      ----------      -----------      ----------      ----------
   Total net sales .......................                      -         331,482         212,867         (110,501)        433,848
                                                        ---------      ----------      -----------      ----------      ----------
Costs and Expenses:
   Cost of products sold .................                      -        (231,805)       (162,728)         110,501        (284,032)
   Selling, general and administrative ...                      -         (56,171)        (30,111)                         (86,282)
   Gain on sale of assets ................                      -           2,389           3,079                            5,468
   Gains on settlement of contracts.......                      -           6,760               -                            6,760
   Amortization of intangibles ...........                      -            (530)            (25)                            (555)
                                                        ---------      ----------      -----------      ----------      ----------
     Total costs and expenses ............                      -        (279,357)       (189,785)         110,501        (358,641)
                                                        ---------      ----------      -----------      ----------      ----------

Operating income .........................                      -          52,125          23,082                -          75,207
Equity in income (loss) of subsidiaries ..                (86,349)              -               -           86,349               -
Intercompany royalty income (expense), net                      -          15,158         (15,158)                               -
Interest expense .........................                  1,413         (34,075)            865                          (31,797)
Other expense, net .......................                   (128)         (3,866)          2,038                           (1,956)
                                                        ---------      ----------      -----------      ----------      ----------
Income (loss) before income taxes.........                (85,064)         29,342          10,827           86,349          41,454
Income tax (provision) benefit ...........                   (450)        (10,626)         (3,205)                         (14,281)
                                                        ---------      ----------      -----------      ----------      ----------
Income (loss) before extraordinary item and
  cumulative effect of accounting change..                (85,514)         18,716           7,622           86,349          27,173
Extraordinary item - loss on early
   retirement of debt, net of income tax
   benefit of $1,460 .....................                 (2,834)              -               -                           (2,834)
Cumulative effect of accounting change....                (42,713)       (112,687)              -                -        (155,400)
                                                        ---------      ----------      -----------      ----------      ----------
Net income (loss).........................              $(131,061)     $  (93,971)     $    7,622       $   86,349      $ (131,061)
                                                        ==========     ==========      ===========      ==========      ==========

                                 ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                                    ISP CHEMCO INC.
                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                   DECEMBER 31, 2001
                                                      (Thousands)
                                                                                        Non-
                                                        Parent        Guarantor       Guarantor
                                                       Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                       -------      ------------     ------------     ------------     ------------
ASSETS

Current Assets:
   Cash and cash equivalents .............             $       5      $    3,611      $   7,214        $        -      $    10,830
   Restricted cash .......................                81,130         101,000              -                            182,130
   Accounts receivable, trade, net .......                     -          12,325         74,286                             86,611
   Accounts receivable, other ............                   308           4,950         15,913                             21,171
   Income taxes receivable ...............                21,133          (3,395)       (11,995)                             5,743
   Receivable from related parties, net ..                   140          11,999           (540)                            11,599
   Inventories ...........................                     -         121,861         68,721                            190,582
   Deferred income tax benefits...........                     -          20,263         12,666                             32,929
   Other current assets ..................                     -           4,742          3,882                              8,624
                                                       ---------      ----------      ---------        ----------      -----------
     Total current assets ................               102,716         277,356        170,147                 -          550,219
Investment in subsidiaries ...............               376,332         137,044              -          (513,376)               -
Intercompany loans .......................                16,021          (4,538)       (11,483)                                 -
Due from (to) subsidiaries, net ..........                     -          79,329        (79,329)                                 -
Property, plant and equipment ............                     -         494,489         62,236                            556,725
Goodwill .................................               132,644         361,883          2,875                            497,402
Long-term receivable from parent company .                     -               -         28,583                             28,583
Intangible assets ........................                     -          14,725            442                             15,167
Other assets .............................                 1,487          42,581         12,559                             56,627
                                                       ---------      ----------      ---------        ----------      -----------
Total Assets .............................             $ 629,200      $1,402,869      $ 186,030        $ (513,376)     $ 1,704,723
                                                       =========      ==========      =========        ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................             $       -      $        -      $     143        $        -      $       143
   Current maturities of long-term debt ..               182,093           2,372             35                            184,500
   Accounts payable ......................                     -          25,612         18,107                             43,719
   Accrued liabilities ...................                 3,452          69,993         20,450                             93,895
                                                       ---------      ----------      ---------        ----------      -----------
     Total Current liabilities ...........               185,545          97,977         38,735                 -          322,257
Long-term debt less current maturities ...                     -         719,549              8                            719,557
Deferred income taxes ....................                     -         154,454          9,649                            164,103
Other liabilities ........................                17,531          54,557            594                             72,682
Total Shareholder's Equity ...............               426,124         376,332        137,044          (513,376)         426,124
                                                       ---------      ----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................             $ 629,200      $1,402,869      $ 186,030        $ (513,376)     $ 1,704,723
                                                       =========      ==========      =========        ===========     ===========

                                 ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                                    ISP CHEMCO INC.
                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                     JUNE 30, 2002
                                                      (Thousands)


                                                                                        Non-
                                                        Parent        Guarantor       Guarantor
                                                       Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                       -------      ------------     ------------     ------------     ------------
ASSETS

Current Assets:
   Cash and equivalents ..................            $        9      $    4,428      $    4,801       $        -      $    9,238
   Accounts receivable, trade, net .......                     -          14,799          85,755                          100,554
   Accounts receivable, other ............                     -           5,402          21,082                           26,484
   Receivable from related parties, net ..                    84          16,452            (259)                          16,277
   Inventories ...........................                     -         104,550          62,749                          167,299
   Deferred income tax benefits...........                     -          20,263          15,328                           35,591
   Other current assets ..................                     -           3,661           4,967                            8,628
                                                      ----------      ----------      ----------       ----------      ----------
     Total current assets ................                    93         169,555         194,423                -         364,071
Investment in subsidiaries ...............               216,473         169,216               -         (385,689)              -
Intercompany loans .......................                16,021         (16,354)            333                                -
Due from (to) subsidiaries, net ..........                     -          57,359         (57,359)                               -
Property, plant and equipment ............                     -         496,556          65,459                          562,015
Goodwill .................................                89,931         235,775               -                          325,706
Receivable from related party ............                     -               -          29,440                           29,440
Intangible assets ........................                     -           8,160               -                            8,160
Other assets .............................                     -          56,049             304                           56,353
                                                      ----------      ----------      ----------       ----------      ----------
Total Assets .............................            $  322,518      $1,176,316      $  232,600       $ (385,689)     $1,345,745
                                                      ==========      ==========      ==========       ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................            $       -       $        -      $      149       $        -      $      149
   Current maturities of long-term debt ..                    -            2,307              12                            2,319
   Accounts payable ......................                    -           25,031          19,125                           44,156
   Accrued liabilities ...................                  (11)          62,288          22,466                           84,743
   Income taxes ..........................               (9,195)           3,246          13,199                            7,250
                                                      ---------       ----------      ----------       ----------      ----------
     Total Current Liabilities ...........               (9,206)          92,872          54,951                -         138,617
Long-term debt less current maturities ...                    -          661,684               9                          661,693
Deferred income taxes ....................                    -          155,609           7,884                          163,493
Other liabilities ........................               17,525           49,678             540                           67,743
Total Shareholder's Equity ...............              314,199          216,473         169,216         (385,689)        314,199
                                                      ---------       ----------      ----------       ----------      ----------
Total Liabilities and Shareholder's
   Equity ................................            $ 322,518       $1,176,316      $  232,600       $ (385,689)     $1,345,745
                                                      =========       ==========      ==========       ===========     ==========

                                 ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                                    ISP CHEMCO INC.
                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                             SIX MONTHS ENDED JULY 1, 2001
                                                      (Thousands)


                                                                                              Non-
                                                                Parent      Guarantor       Guarantor
                                                               Company     Subsidiaries    Subsidiaries    Consolidated
                                                               -------     ------------    ------------    ------------
Cash and cash equivalents, beginning of period ...........      $      -      $   2,884      $  11,879      $  14,763
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income (loss) ......................................       (27,941)        31,773         25,704         29,536
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change ..............             -            473            (33)           440
     Depreciation ........................................             -         21,642          4,299         25,941
     Goodwill amortization ...............................         1,815          6,206              -          8,021
     Deferred income taxes ................................            -         (8,371)         4,091         (4,280)
     Unrealized losses on trading securities and other
       short-term investments ............................             -              -          1,039          1,039
  (Increase) decrease in working capital items ...........        21,822         51,923       (103,708)       (29,963)
  Purchases of trading securities ........................             -              -       (217,335)      (217,335)
  Proceeds from sales of trading securities ..............             -              -        376,292        376,292
  Proceeds from sale of accounts receivable ..............             -              -         (2,918)        (2,918)
  (Increase) decrease in receivable from related parties .         7,366       (103,738)        96,811            439
  Change in investment in and advances to affiliates .....        13,842        (81,331)        67,489              -
  Change in cumulative translation adjustment ............             -              -         (8,101)        (8,101)
  Other, net .............................................         6,002         (8,465)         6,861          4,398
                                                               ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities ......        22,906        (89,888)       250,491        183,509
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ..................             -        (24,355)       (19,724)       (44,079)
  Purchases of available-for-sale securities .............             -              -       (121,299)      (121,299)
  Proceeds from sales of available-for-sale securities ...             -              -         19,700         19,700
  Proceeds from sales of other short-term investments ....             -              -         12,529         12,529
                                                               ---------      ---------      ---------      ---------
Net cash used in investing activities ....................             -        (24,355)      (108,794)      (133,149)
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt ............................             -              -       (108,576)      (108,576)
  Proceeds from issuance of debt .........................       201,864        225,000              -        426,864
  Decrease in borrowings under revolving credit facility .             -       (122,000)             -       (122,000)
  Repayments of long-term debt ...........................             -        (28,250)            14        (28,236)
  Increase (decrease) in loans from parent company .......        (1,085)             -         30,000         28,915
  Change in net intercompany loans .......................         2,645         29,537        (32,182)             -
  Increase in restricted cash ............................      (197,251)             -              -       (197,251)
  Financing fees and expenses ............................        (4,943)        (5,446)             -        (10,389)
  Effect of Restructuring - transfer to ISP Investco LLC .             -              -        (22,220)       (22,220)
  Dividends and distributions to parent company ..........       (35,000)        13,173        (13,173)       (35,000)
  Capital contribution from parent company ...............        10,866              -              -         10,866
                                                               ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ......       (22,904)       112,014       (146,137)       (57,027)
                                                               ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash ..................             -              -           (875)          (875)
                                                               ---------      ---------      ---------      ---------
Net change in cash and cash equivalents ..................             2         (2,229)        (5,315)        (7,542)
                                                               ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period .................     $       2      $     655      $   6,564      $   7,221
                                                               =========      =========      =========      =========

                                 ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                                    ISP CHEMCO INC.
                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                                            SIX MONTHS ENDED JUNE 30, 2002
                                                      (Thousands)


                                                                                                    Non-
                                                                  Parent         Guarantor        Guarantor
                                                                 Company        Subsidiaries     Subsidiaries     Consolidated
                                                                 -------        ------------     ------------     ------------
Cash and cash equivalents, beginning of period ...........       $       5        $   3,611        $   7,214        $  10,830
                                                                 ---------        ---------        ---------        ---------
Cash provided by (used in) operating activities:
  Net income (loss) ......................................         (44,712)         (93,971)           7,622         (131,061)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary item ..................................           2,834                -                -            2,834
     Cumulative effect of accounting change ..............          42,713          112,687                -          155,400
     Gain on sale of assets ..............................               -           (2,389)          (3,079)          (5,468)
     Depreciation ........................................               -           22,992            4,686           27,678
     Amortization of intangibles .........................               -              530               25              555
     Deferred income taxes ...............................               -           10,092           (4,427)           5,665
  (Increase) decrease in working capital items ...........           8,783              309           (3,863)           5,229
  Proceeds (repayments) from sale of accounts receivable .               -                -           (3,883)          (3,883)
  (Increase) decrease in receivable from related parties .              56           (4,119)          (1,316)          (5,379)
  Change in amounts due to (from) subsidiaries ...........               -           21,970          (21,970)               -
  Change in investment in and advances to affiliates .....          87,215         (100,627)          13,412                -
  Change in cumulative translation adjustment ............               -                -           10,584           10,584
  Other, net .............................................              60             (832)          (5,371)          (6,143)
                                                                 ---------        ---------        ---------        ---------
Net cash provided by (used in) operating activities ......          96,949          (33,358)          (7,580)          56,011
                                                                 ---------        ---------        ---------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ..................               -          (27,317)          (3,293)         (30,610)
  Net proceeds from sale of assets .......................               -            7,533           19,738           27,271
                                                                 ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities ......               -          (19,784)          16,445           (3,339)
                                                                 ---------        ---------        ---------        ---------
Cash provided by (used in) financing activities:
  Increase in short-term debt ............................               -                -                6                6
  Decrease in borrowings under revolving
    credit facility ......................................               -          (56,850)               -          (56,850)
  Repayments of long-term debt ...........................        (182,232)          (1,210)             (22)        (183,464)
  Call premium on redemption of debt .....................          (2,734)               -                -           (2,734)
  Change in net intercompany loans .......................               -           11,816          (11,816)               -
  Decrease in restricted cash ............................          81,130          101,000                -          182,130
  Financing fees and expenses ............................               -             (797)               -             (797)
  Capital contribution from parent company ...............           6,891                -                -            6,891
                                                                 ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities ......         (96,945)          53,959          (11,832)         (54,818)
                                                                 ---------        ---------        ---------        ---------
Effect of exchange rate changes on cash ..................               -                -              554              554
                                                                 ---------        ---------        ---------        ---------
Net change in cash and cash equivalents ..................               4              817           (2,413)          (1,592)
                                                                 ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period .................       $       9        $   4,428        $   4,801        $   9,238
                                                                 =========        =========        =========        =========


                                 ISP CHEMCO INC.

NOTE 11.  CONTINGENCIES

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 20 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001,

                                 ISP CHEMCO INC.

NOTE 11.  CONTINGENCIES - (CONTINUED)

G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 20 to Consolidated Financial Statements contained in the Form 10-K.


NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated results of operations, financial position or cash flows.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. The Company intends to adopt SFAS No. 145 effective January 1, 2003, which will likely result in the Company's first quarter 2002 pre-tax loss of $4.3 million on the early extinguishment of debt being reclassified to other expense, net.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, investments, environmental liabilities, goodwill and intangible assets, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. See Note 2 to Consolidated Financial Statements in the Form 10-K for our significant accounting policies.

         The only update to our critical accounting policies since December 31, 2001 relates to the amortization of goodwill. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. We adopted SFAS No. 142 on January 1, 2002. Accordingly, we completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. We will perform our annual test for impairment before the end of the year 2002.


RESULTS OF OPERATIONS - SECOND QUARTER 2002 COMPARED WITH
                        SECOND QUARTER 2001

         We recorded second quarter 2002 net income of $17.2 million compared with $6.8 million in the second quarter of 2001. Second quarter 2002 results include pre-tax gains of $5.5 million from the sale of our FineTech business and $3.9 million from a contract settlement. Second quarter 2001 results reflected $4.0 million of goodwill amortization. Net income, adjusted to exclude the nonrecurring gains in the second quarter of 2002 and goodwill amortization in the second quarter of 2001, would have been $11.0 million in the second quarter of 2002 versus $10.8 million in the second quarter of 2001. On a comparable basis, the results for the second quarter of 2002 reflected $1.7 million lower interest expense and $2.7 million lower other expense, net, in addition to the absence of investment results as a result of the corporate restructuring in June 2001 (see discussion below) compared with investment losses of $5.4 million in the second quarter of 2001 prior to the restructuring. Partially offsetting these favorable factors was $7.7 million lower operating income (excluding the nonrecurring gains).

         Net sales for the second quarter of 2002 were $214.7 million compared with $203.3 million for the same period in 2001. The 6% increase in sales in the second quarter of 2002 resulted primarily from the contribution to sales from the biocides business ($9.9 million), which was acquired on December 31, 2001, higher unit volumes in the Mineral Products, Personal Care, Pharmaceutical and Industrial businesses (totaling $12.1 million), and the favorable impact of the weaker U.S. dollar in Europe ($1.3 million), partially offset by lower unit volumes in the Fine Chemicals and Performance Chemicals businesses (totaling $9.5 million) and lower pricing in the Industrial business ($3.0 million).

         Gross margins for the second quarter of 2002 were 35.4% compared with 39.8% in the second quarter of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy and price declines in the Industrial business.

         Operating income for the second quarter of 2002 was $41.5 million compared with $35.7 million for the second quarter of 2001. Excluding the nonrecurring gains totaling $9.4 million in the second quarter of 2002 and $4.0 million of goodwill amortization in the second quarter of 2001, operating income was $32.1 million for the second quarter of 2002 compared with $39.8 million for the second quarter of 2001. On a comparable basis, the decrease in operating income in the second quarter of 2002 was attributable to lower operating results in the Fine Chemicals and Industrial businesses (totaling $10.0 million), partially offset by improvements in operating profits in the Mineral Products and the Personal Care business segments (totaling $5.9 million). Selling, general and administrative expenses for the second quarter of 2002 increased 6% to $43.8 million from $41.2 million in the same period last year, primarily due to the biocides acquisition and to higher selling and distribution costs, but those expenses as a percentage of sales were 20.4% compared with 20.3% in last year's second quarter.

         Interest expense for the second quarter of 2002 was $15.3 million versus $17.0 million for the same period last year. The decrease was due to lower average borrowings, partially offset by higher average interest rates. Interest expense in the second quarter of 2001 included interest on a $50 million intercompany loan from our parent company, which was repaid at the time of the restructuring in June 2001. Investment losses in the second quarter of 2001 were $5.4 million prior to a corporate restructuring in June 2001 in which we transferred our investment assets to our parent company, International Specialty Holdings Inc. For additional information regarding this restructuring, see Note 1 to Consolidated Financial Statements contained in the Form 10-K. Other expense, net, for the second quarter of 2002 was $0.1 million compared with other expense, net, of $2.8 million in last year's second quarter, with the lower expense due to the impact of the weaker U.S. dollar in Europe and Asia.

Business Segment Review

         A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the second quarter of 2002 by the absence of goodwill amortization. Goodwill amortization in the second quarter of 2001 by business segment was as follows:

                                          (Millions)
                                          ----------
   Personal Care                             $1.2
   Pharmaceutical, Food and Beverage          1.0
   Performance Chemicals, Fine Chemicals
      and Industrial                          1.0
   Mineral Products                           0.8


Personal Care

         Sales in the second quarter of 2002 were $51.8 million compared with $48.9 million for the same period last year, while operating income for the second quarter of 2002 increased to $10.6 million from $9.1 million in last year's quarter. The 6% increase in sales resulted from higher unit volumes ($2.9 million), mainly in hair care products in North America. The higher operating income resulted from the favorable goodwill impact in addition to favorable volume and mix ($2.2 million), partially offset by unfavorable manufacturing costs ($1.6 million).

Pharmaceutical, Food and Beverage

         Sales for the Pharmaceutical, Food and Beverage segment were $58.4 million for the second quarter of 2002, a 4% increase compared with $56.3 million for the second quarter of 2001. Sales for the Pharmaceutical business increased by 6% in the second quarter of 2002, reflecting higher unit volumes ($1.7 million), primarily in the excipients market in Europe.

         Operating income for the Pharmaceutical, Food and Beverage segment was $12.9 million in the second quarter of 2002 compared with $14.0 million in the same period last year. The earnings decline primarily resulted from unfavorable manufacturing costs ($2.2 million) and higher administrative and selling expenses, which more than offset the favorable impact of the increased sales volumes.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the second quarter of 2002 were $78.9 million compared with $76.6 million in the second quarter of 2001. The 3% higher sales were attributable to the biocides business ($9.9 million), which was acquired on December 31, 2001, and also to higher Industrial volumes ($4.1 million). These sales increases were offset by 10% lower Performance Chemicals sales due to lower volumes ($2.6 million), 56% lower Fine Chemicals sales reflecting the lack of sales to Polaroid, and lower Industrial pricing ($3.0 million). Market selling prices of butanediol decreased in the second quarter of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe later in 2002.

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $10.8 million in the second quarter of 2002 compared with $9.7 million for the second quarter of 2001. Excluding the $9.4 million of nonrecurring gains discussed earlier, operating income for the second quarter of 2002 was $1.4 million. The reduction in operating income was attributable to losses from the Fine Chemicals business due to the loss of sales to Polaroid and lower Industrial profits due to the impact of unfavorable pricing and product mix ($6.5 million), partially offset by the increased Industrial volumes and the contribution to income from the biocides business.

Mineral Products

         Sales for the Mineral Products segment for the second quarter of 2002 were $25.7 million compared with $21.6 million for the second quarter of 2001. The $4.1 million (19%) increase reflected $3.1 million (19%) higher sales to Building Materials Corporation of America, an affiliate, and $1.0 million (20%) higher third party sales. The increased sales reflected higher unit volumes ($3.4 million) resulting from an increased demand for roofing granules. Operating income for the second quarter of 2002 was $7.2 million compared with $2.8 million for the second quarter of 2001, reflecting favorable manufacturing efficiencies as well as the impact of the higher volumes.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2002 COMPARED WITH
                        FIRST SIX MONTHS 2001

     For the first six months of 2002, we recorded a net loss of $131.1 million compared with net income of $29.5 million in the first six months of 2001. In accordance with the adoption of SFAS No. 142, we completed a transitional test for impairment of goodwill, and, accordingly, recorded a $155.4 million charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with our Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon our estimate of fair value for these businesses, considering expected future cash flows and profitability.

         First six months 2002 results also include a $5.5 million pre-tax gain from the sale of the FineTech business, $6.8 million of pre-tax gains from contract settlements and an after-tax extraordinary charge of $2.8 million on the early retirement of debt. First six months 2001 results included $8.0 million of goodwill amortization, prior to the adoption of SFAS No. 142, and an after-tax charge of $0.4 million for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding such charges and nonrecurring gains discussed above, adjusted "Income before extraordinary item and cumulative effect of accounting change" for the first six months of 2002 was $19.2 million compared with $38.0 million for the first six months of 2001. On a comparable basis, the lower results for the first six months of 2002 were mainly attributable to the absence of investment income as a result of the corporate restructuring in June 2001 compared with investment income of $27.6 million in the first six months of 2001 prior to the restructuring. In addition, results in the first six months of 2002 reflect $6.8 million lower operating income (excluding the nonrecurring gains), offset by $2.5 million lower interest expense and $7.0 million lower other expense, net.

         Net sales for the first six months of 2002 were $433.8 million compared with $406.5 million for the same period in 2001. The 7% increase in sales in the first six months of 2002 resulted primarily from the contribution to sales from the biocides business ($17.7 million), which was acquired on December 31, 2001, and by higher unit volumes in the Mineral Products, Pharmaceutical, Personal Care and Industrial businesses (totaling $20.4 million), partially offset by lower unit volumes in the Performance Chemicals and Fine Chemicals businesses (totaling $4.1 million), and lower pricing in the Industrial business ($4.8 million).

         Gross margins for the first six months of 2002 were 34.5% compared with 37.1% in the first six months of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy, unfavorable manufacturing costs, and price declines in the Industrial business.

         Operating income for the first six months of 2002 was $75.2 million compared with $61.8 million for the first six months of 2001. Excluding the $12.2 million of nonrecurring pre-tax gains on the sale of the FineTech business and the settlements of contracts in the first six months of 2002 and $8.0 million of goodwill amortization in the first six months of 2001, operating income was $63.0 million for the first six months of 2002 compared with $69.8 million for the first six months of 2001. On a comparable basis, the $6.8 million decrease in operating income in the first six months of 2002 was primarily attributable to lower results in the Fine Chemicals, Personal Care, Pharmaceutical, Food and Beverage, and Industrial businesses, partially offset by a significant improvement in operating profits in the Mineral Products business segment and the contribution to income from the biocides business. Selling, general and administrative expenses increased 6% in the first six months of 2002 to $86.3 million from $81.1 million in the same period last year, primarily due to the biocides acquisition and higher selling and distribution costs, but those expenses as a percentage of sales remained unchanged at 19.9%.

         Interest expense for the first six months of 2002 was $31.8 million versus $34.2 million for the same period last year. The decrease was due to lower average borrowings, partially offset by higher average interest rates. Interest expense for the first six months of 2001 included interest on a $50 million intercompany loan from our parent company, which was repaid at the time of the restructuring in June 2001. Investment income in the first six months of 2001 was $27.6 million prior to a corporate restructuring in June 2001 in which we transferred our investment assets to our parent company, International Specialty Holdings Inc. For additional information regarding this restructuring, see Note 1 to Consolidated Financial Statements contained in the Form 10-K. Other expense, net, for the first six months of 2002 was $2.0 million compared with other expense, net, of $9.0 million in last year's period, with the lower expense due to the impact of a weaker U.S. dollar in Europe and Asia and a $2.0 million higher provision for environmental liability in last year's first six months.

Business Segment Review

         A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the first six months of 2002 by the absence of goodwill amortization. Goodwill amortization in the first six months of 2001 by business segment was as follows:

                                          (Millions)
                                          ----------
   Personal Care                             $2.4
   Pharmaceutical, Food and Beverage          2.1
   Performance Chemicals, Fine Chemicals
      and Industrial                          2.1
   Mineral Products                           1.5


Personal Care

         Sales in the first six months of 2002 were $105.1 million, level with the same period last year, while operating income for the first six months of 2002 decreased to $18.1 million from $21.3 million in the same period last year. Sales reflected higher unit volumes in hair care products offset by unfavorable pricing and unfavorable foreign exchange. The lower operating income resulted from lower gross margins due to unfavorable manufacturing costs.

Pharmaceutical, Food and Beverage

         Sales for the Pharmaceutical, Food and Beverage segment were $118.8 million for the first six months of 2002, a 6% increase compared with $111.8 million for the first six months of 2001. Sales for the Pharmaceutical business increased by 12% in the first quarter of 2002, reflecting higher unit volumes ($8.4 million), primarily in the excipients markets in Europe and North America. Sales for the Beverage and alginates food businesses decreased by 8% and 6%, respectively, due to lower unit volumes (totaling $2.1 million) in North America, Europe and Latin America.

     Operating income for the Pharmaceutical, Food and Beverage segment was $26.4 million in the first six months of 2002 compared with $26.9 million in the same period last year. Operating income for the Pharmaceutical business increased 6% in the first six months of 2002 compared with the same period in 2001. The improvement reflected the higher unit volumes, partially offset by unfavorable manufacturing costs ($1.4 million), an unfavorable product mix ($1.4 million) and higher administrative and selling expenses ($2.8 million). Operating results for the Beverage and alginates food businesses decreased by a total of $2.4 million in the first six months of 2002 due to unfavorable manufacturing costs and the lower volumes.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the first six months of 2002 were $160.3 million compared with $149.6 million in the first six months of 2001. The 7% higher sales were attributable to the biocides business ($17.7 million), which was acquired on December 31, 2001. Sales for the Performance Chemicals, Fine Chemicals and Industrial businesses, excluding biocides, decreased by a total of $7.0 million (5%) due to unfavorable volumes (totaling $4.1 million) in the Performance Chemicals and Fine Chemicals businesses and lower pricing in Industrial ($4.8 million), partially offset by higher Industrial volumes ($1.6 million). Market selling prices of butanediol decreased in the first six months of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe later in 2002. Sales for the Fine Chemicals business were unfavorably impacted due to the loss of Polaroid sales as a result of Polaroid's bankruptcy.

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $17.8 million in the first six months of 2002 compared with $9.6 million for the first six months of 2001. Excluding the $5.5 million gain on the sale of the FineTech business and the $6.8 million of gains on contract settlements, operating income for the first six months of 2002 was $5.6 million. The decline in operating profits was primarily attributable to lower results in the Fine Chemicals and Performance Chemicals businesses (totaling $6.7 million) due to the unfavorable volumes and manufacturing costs, partially offset by the contribution to income from the biocides business. Operating profits for the Industrial business were slightly lower for the first six months, as the impact of lower pricing and an unfavorable product mix (totaling $9.4 million) was mostly offset by favorable manufacturing efficiencies due to consolidation of our butanediol production at our Marl, Germany facility, together with lower methanol and natural gas prices.

Mineral Products

         Sales for the Mineral Products segment for the first six months of 2002 were $49.7 million compared with $40.0 million for the first six months of 2001. The $9.7 million (24%) increase reflected $7.0 million (22%) higher sales to Building Materials Corporation of America, an affiliate, and $2.7 million (33%) higher third party sales. The increased sales reflected higher unit volumes ($9.7 million) resulting from an increased demand for roofing granules. Operating income for the first six months of 2002 was $12.9 million compared with $3.4 million for the same period in 2001, reflecting favorable manufacturing efficiencies and lower natural gas costs, as well as the impact of the higher volumes.


Liquidity and Financial Condition

         During the first six months of 2002, our net cash inflow before financing activities was $52.7 million, reflecting $56.0 million of cash generated from operations, the reinvestment of $30.6 million for capital programs and the acquisition of a Mineral Products manufacturing facility, and net cash proceeds of $27.3 million from the sale of the FineTech business. Cash generated from a reduction in working capital items totaled $5.2 million during the first six months of 2002, reflecting a $24.1 million decrease in inventories, partially offset by a $16.0 million increase in receivables and a $2.9 million net decrease in payables and accrued liabilities, primarily due to payments of accrued interest. The higher receivables resulted from $22.6 million higher sales in the second quarter of 2002 versus the fourth quarter of 2001 and the reduced inventories resulted from our inventory reduction program that was substantially completed in the first half of 2002.

         Net cash used in financing activities during the first six months of 2002 totaled $54.8 million, primarily reflecting a $56.9 million decrease in borrowings under our bank revolving credit facility and a $2.7 million call premium on the redemption of debt. On January 14, 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003, which we refer to as the "2003 Notes," of which $182.1 million was reflected on our Consolidated Balance Sheet at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt. In addition, financing activities included a $6.9 million capital contribution from our parent company.

         As a result of the foregoing factors, cash and cash equivalents decreased by $1.6 million during the first six months of 2002 to $9.2 million.

         In April 2002, we sold our Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources Incorporated, which we refer to as "PRI," for $32 million. We recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this sale. In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to PRI, including the Haifa-based business and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 4 to Consolidated Financial Statements).

         In April 2002, we announced that we had acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.

         As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In April 2002, an announcement was made regarding the possible sale of Polaroid that could negatively impact our ongoing relationship with Polaroid and the utilization of our Freetown plant. As a result of the Polaroid announcement, the sale of the FineTech business and the retention of the Columbus facility (as discussed above), we currently have excess production capacity at the Freetown and Columbus facilities. We are in the process of evaluating the optimal utilization of these facilities. An impairment of long-lived assets at our Columbus facility is not required at this time based upon our estimates of future cash flows related to those assets.

         We have an operating lease for a sale-leaseback transaction related to the Freetown facility, which was entered into in 1998. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provides for a substantial guaranteed payment by us at the end of each renewal period and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased facility, or the facility can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the facility, currently $35.8 million, reduced by 50% of any proceeds from the subsequent sale of the facility in excess of $5.2 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown facility since, as an operating lease, the Freetown facility is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would anticipate having to recognize a material impairment charge.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated results of operations, financial position or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. We intend to adopt SFAS No. 145 effective January 1, 2003, which will likely result in our first quarter 2002 pre-tax loss of $4.3 million on the early extinguishment of debt being reclassified to other expense, net.

         See Note 11 to Consolidated Financial Statements for information regarding contingencies.


                                      * * *

Forward-looking Statements

         This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form Form 10-K for the fiscal year ended December 31, 2001, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2001 and June 30, 2002, there were no equity-related financial instruments employed by us to reduce market risk.

                                     PART II


                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number
     --------------

         99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the current quarter:

     During the three-month period ending June 30, 2002, the Company filed a Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated June 20, 2002 and filed June 24, 2002.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.
                               ISP MANAGEMENT COMPANY, INC.
                               BLUEHALL INCORPORATED
                               VERONA INC.
                               ISP REAL ESTATE COMPANY, INC.
                               ISP FREETOWN FINE CHEMICALS INC.
                               ISP INTERNATIONAL CORP.
                               ISP (PUERTO RICO) INC.
                               ISP ALGINATES INC.
                               ISP ENVIRONMENTAL SERVICES INC.
                               ISP GLOBAL TECHNOLOGIES INC.
                               ISP INVESTMENTS INC.




DATE:  August 13, 2002             BY: /s/ Neal E. Murphy
       ---------------                 ------------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  August 13, 2002             BY: /s/Kenneth M. McHugh
       ---------------                 --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ISP CHEMICALS LLC
                        By: ISP Chemicals Inc., its Sole Member

                        ISP MANAGEMENT LLC
                        By:  ISP Management Company, Inc., its Sole Member

                        ISP MINERALS LLC
                        By:  ISP Minerals Inc., its Sole Member

                        ISP TECHNOLOGIES LLC
                        By:  ISP Technologies Inc., its Sole Member

                        ISP INVESTMENTS LLC
                        By:  ISP Investments Inc., its Sole Member

                        ISP GLOBAL TECHNOLOGIES LLC
                        By:  ISP Global Technologies Inc., its Sole Member


DATE:  August 13, 2002             BY: /s/Neal E. Murphy
       ---------------                 -----------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  August 13, 2002             BY: /s/Kenneth M. McHugh
       ---------------                 --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)